Form 10-K/A
period 2006-12-31
ACE Securities Corp. Home Equity Loan Trust, Series 2006-ASAP3
filed 2008-04-04
CIK 1363656

UNITED STATES
                                        SECURITIES AND EXCHANGE COMMISSION
                                                WASHINGTON, D.C. 20549

                                                FORM 10-K/A

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


Item 1117 of Regulation AB, Legal Proceedings.


Ocwen Loan Servicing, LLC ("Ocwen"), as successor in interest to Ocwen Federal Bank, and Ocwen Financial Corporation are defendants in several potential class action lawsuits challenging Ocwen's mortgage servicing practices. To date, no such lawsuit has been certified by any court as a class action. On April 13, 2004, these lawsuits were consolidated in a single proceeding in the United States District Court for the District of Illinois under caption styled:
Ocwen Federal Bank FSB Mortgage Servicing Litigation, MDL Docket No. 1604. Ocwen believes that its servicing practices comply with legal requirements and is vigorously defending against such lawsuits. Ocwen is also subject to various other routine pending litigation in the ordinary course of its business. While the outcome of litigation is always uncertain, Ocwen's management is of the opinion that the resolution of any of these claims and lawsuits will not have a material adverse effect on the results of its operations or financial condition or its ability to service the mortgage loans.

On February 9, 2006, a trial court in Galveston, Texas entered judgment in the amount of $1.8 million in compensatory and statutory damages and attorneys' fees against Ocwen in favor of a plaintiff borrower whose mortgage loan was serviced by Ocwen. The plaintiff brought the claims under the Texas Deceptive Trade Practices Act and other state statutes and common law generally alleging that Ocwen engaged in improper loan servicing practices. Ocwen believes that the judgment is against the weight of evidence and contrary to law and that the attorneys' fees award, which comprises $1.1 million of the judgment should be reduced as impermissibly excessive. Ocwen appealed the decision and will continue to vigorously defend this matter.

On September 13, 2006, a complaint was filed in the United States Bankruptcy Court in Delaware against Ocwen and other parties by the Chapter 7 Trustee of American Business Financial Services, Inc. and its subsidiaries (collectively, "ABFS') alleging various improper activities and conduct that have harmed ABFS. Claims against Ocwen include damages resulting from improperly servicing mortgage loans included in ABFS-sponsored securitizations and from actions relating to the acquisition of servicing rights from ABFS on those securitizations. Ocwen believes the claims made by ABFS are without merit and intends to vigorously defend the matter.



Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

        No applicable updates.


Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

        See Item 15.


The 1122 statements for American Security Insurance Company, Standard Guaranty Insurance Company and TrackSure Insurance Agency, Inc. (affiliates of Assurant Inc.) (as Sub-Contractor for Ocwen Loan Servicing, LLC) has disclosed the following material instance of noncompliance with the servicing criteria set forth in Item 1122(d)(4)(xii) of Regulation AB applicable to the Company during the year ended December 31, 2006. Sufficient policies and procedures to capture the information with respect to the Platform Transactions necessary to determine compliance with Section 1122 (d)(4)(xii). Specifically, these parties did not have, during the reporting period, sufficient policies and procedures to capture the information with respect to the Platform necessary to determine whether any late payment penalties in connection with any payment to be made on behalf of an obligor are paid from the servicer's funds and are not charged to the obligor, unless the late payment was due to the obligor's error or omission.

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




(b) See Exhibits identified in paragraph (a) above.

(c) Not applicable.

 Filed herewith.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ACE Securities Corp. Home Equity Loan Trust, Series 2006-ASAP3
(Issuing Entity)


Wells Fargo Bank, N.A.
(Master Servicer)


/s/ Kristen Ann Cronin
Kristen Ann Cronin, Vice President
senior officer in charge of the servicing function of the master servicer


Date: April 3, 2008


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

